Form 10-K
period 2003-12-31
KEYCORP STUDENT LOAN TRUST 2003-A
filed 2004-03-25
CIK 1257363

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20659

                                    FORM 10-K

                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

                      Commission File Number: 333-62624-04

                        KEYCORP STUDENT LOAN TRUST 2003-A
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        87-6257135
------------------------------------        ------------------------------------
STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION                     IDENTIFICATION NO.)

  C/O KEY BANK USA, NATIONAL ASSOCIATION, AS ADMINISTRATOR, 800 SUPERIOR AVE.,
  ATTN:  DEBRA FRONIUS, CLEVELAND, OHIO                   44114
-------------------------------------------             ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

Registrant's telephone number, including area code: (216) 828-9353

Securities Registered pursuant to Section 12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No _____

      The registrant has no officer, director or beneficial owner of more than 10% of equity securities to whom Section 16(a) of the Act applies and consequently Item 405 of Regulation S-K does not apply.

      The registrant does not have any voting stock, has not been involved in bankruptcy proceedings during the past five years and is not a corporate registrant.

      No documents are incorporated by reference into this Form 10-K.

                            Exhibit Index on Page 8

      This Annual Report on Form 10-K is filed in reliance upon certain no action letters, including a letter dated May 9, 1997, issued by the Chief Counsel, Division of Corporate Finance of the Securities and Exchange Commission relating to the KeyCorp Student Loan Trust 1996-A, Registration No. 333-4274, stating that the Division will not object if the Registrant files reports pursuant to Sections 13 and 15(d) of the Securities Exchange Act in the manner described in a letter dated April 28, 1997, to the Office of Chief Counsel on behalf of Key Bank USA and said Trust. Accordingly, certain items have been omitted from or modified in this Annual Report on Form 10-K.

                                     PART I

Item 1.     Business.

            Omitted.

Item 2.     Properties.

            The property of the Registrant consists solely of student loans that are either (i) guaranteed as to the payment of principal and interest by the Pennsylvania Higher Education Assistance Agency ("PHEAA"), Great Lakes Higher Education Guaranty Corporation ("GLHEGC"), Nebraska Student Loan Program ("NSLP"), California Student Aid Commission ("CSAC"), United Student Aid Fund ("USAF"), New York State Higher Education Services Corporation ("NYHESC"), Educational Credit Management Corporation ("ECMC"), Oregon Student Assistance Commission (OSAC"),Tennesee Student Assistance Corporation ("TSAC"), Colorado Student Loan Program ("CSLP"), Texas Guaranteed Student Loan Corporation ("TGSLC"), Education Credit Management Corporation ("ECMC"), Illinois Student Assistance Commission ("ISAC"), Kentucky Higher Education Assistance Authority ("KHEAA"),Michigan Higher Education Assistance Agency ("MHEAA"), Connecticut Student Loan Foundation ("CSLF"), or the Massachusetts Higher Education Assistance Corporation now doing business as American Student Assistance ("ASA"), and are reinsured by the United States Department of Education (the "Department") or (ii) guaranteed as to the payment of principal and interest by The Education Resources Institute, Inc. ("TERI") or HEMAR Insurance Corporation of America ("HICA"), each a private guarantor and are not reinsured by the Department or (iii) are non-guaranteed and not reinsured by the Department.

            See Exhibit 99(a), a Certificate of Key Bank USA, National Association, as Master Servicer of the Registrant with respect to the activities of the Master Servicer during the fiscal year ended December 31, 2003.

            See Exhibit 99(b), a Certificate of Pennsylvania Higher Education Assistance Agency, as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2003.

            See Exhibit 99(c), a Certificate of Great Lakes Educational Loan Services, Inc. ("Great Lakes"), as Subservicer of the Registrant with respect to the activities of the Subservicer during the calendar year ended December 31, 2003.

            See Exhibit 99(d), a Certificate of Key Bank USA, National Association, as Administrator of the Registrant with respect to the activities of the Administrator during the fiscal year ended December 31, 2003.

            See Exhibit 99(e), a Certificate of the Registrant, through JPMorgan Chase Bank as successor in interest to Bank One, National Association, not in its individual capacity bute solely as Eligible Lender Trustee of the Registrant with respect to the activities of the Registrant as Issuer during the fiscal year ended December 31, 2003.

Item 3.     Legal Proceedings.

            The Registrant knows of no material pending legal proceedings involving the Registrant or its property.

Item 4.     Submission of Matters to a Vote of Security Holders.

            No matters were submitted to Noteholders for a vote during the fiscal year covered by this Annual Report. Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it only issued Floating Rate Asset Backed Notes.

                                     PART II

Item 5.     Market for Registrant's Common Equity and related Stockholder
            Matters.

            Not applicable; Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 6.     Selected Financial Data.

            Omitted.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.

Item 8.     Financial Statements and Supplementary Data.

            Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

            Omitted.

Item 11.    Executive Compensation.

            Omitted.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

            Not applicable; Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

Item 13.    Certain Relationships and Related Transactions.

            Not applicable; Aside from the single class of $0 principal and 0% interest certificates issued to the Depositor, which represents its residual interest in the Trust's assets, the Registrant did not issue any Certificates; it issued only Floating Rate Asset Backed Notes.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

           (a)(1) Financial Statements
                Not Applicable.

           (a)(2) Financial Statement Schedules
                Not Applicable.

           (b) Reports on Form 8-K filed during the last quarter of 2003: No 8K filing was done during the last quarter of 2003.

           (c) Exhibits. The following documents are filed as part of this Annual Report on Form 10-K.

EXHIBIT NUMBER                         DESCRIPTION
    99(a)       Master Servicer's Compliance Certificate, Key Bank USA, National
                Association.

    99(b)       Subservicer's Compliance Certificate from Pennsylvania Higher
                Education Assistance Agency ("PHEAA").

    99(c)       Subservicer's Compliance Certificate from Great Lakes
                Educational Loan Services, Inc. ("Great Lakes").

    99(d)       Administrator's Compliance Certificate.

    99(e)       Issuer's Compliance Certificate.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date: March 19, 2004

                              KEYCORP STUDENT LOAN TRUST 2003-A

                              BY:  KEY BANK USA, NATIONAL ASSOCIATION,
                                   AS ADMINISTRATOR, ON BEHALF OF THE TRUST

                              By:         /S/ DARLENE H. DIMITRIJEVS
                                  ----------------------------------------

                              Name:     Darlene H. Dimitrijevs
                                     ----------------------------------------

                              Title:    Senior Vice President
                                     ----------------------------------------

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to Certificateholders during the period covered by this Annual Report on Form 10-K and the Registrant does not intend to furnish such materials to Certificateholders subsequent to the filing of this report. There are no Certificateholders.

                        KEYCORP STUDENT LOAN TRUST 2003-A
                                  CERTIFICATION

I, Darlene H. Dimitrijevs, hereby certify that I am a Senior Vice President of Key Bank USA, National Association, the Master Servicer and Administrator of KeyCorp Student Loan Trust 2003-A and as such, I certify that:

      1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of KeyCorp Student Loan Trust 2003-A (the "Trust");

      2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

      3. Based on my knowledge, the distribution or servicing information required to be provided to the Eligible Lender Trustee and the Indenture Trustee by the Administrator under the related Sale and Servicing Agreement, or similar agreement, for inclusion in these reports is included in these reports;

      4. I am responsible for reviewing the activities performed by the Master Servicer under the related Sale and Servicing Agreement, or similar agreement, and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the Master Servicer has fulfilled its obligations under that agreement; and

      5. The reports disclose all significant deficiencies relating to the Master Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the related Sale and Servicing Agreement, or similar agreement, that is included in these reports.

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Pennsylvania Higher Education Assistance Agency, Great Lakes Educational Loan Services, Inc., JPMorgan Chase Bank as successor in interest to Bank One National Association, as Eligible Lender Trustee, and JPMorgan Chase Bank, as Indenture Trustee.

Date: February 19, 2004                    /S/ DARLENE H. DIMITRIJEVS
                                           --------------------------
                                           Darlene H. Dimitrijevs
                                           Senior Vice President
                                           Key Bank USA, National Association

                                                                    Page 8 fo 13

                                INDEX OF EXHIBITS

EXHIBIT NUMBER                       DESCRIPTION                        PAGE
    99(a)              Master Servicer's Compliance Certificate           9

    99(b)             Subservicer's Compliance Certificate PHEAA         10

    99(c)          Subservicer's Compliance Certificate Great Lakes      11

    99(d)               Administrator's Compliance Certificate           12

    99(e)                  Issuer's Compliance Certificate               13